Form 10QSB
period 2006-06-30
SAMDREW IV INC
filed 2006-08-14
CIK 1346853

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-51679

SAMDREW IV, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	03-0562653
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

970 Browers Point Branch Hewlett Neck, NY	11598
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (212) 869-7000
Facsimile number (212) 997-4242

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No. ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 600,000 shares of Common Stock, par value $ .0001 per share, outstanding as of August 11, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

SAMDREW IV, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Balance Sheet as of June 30, 2006 (unaudited)	F-1

Statements of Operations for the Cumulative Period from Inception
(May 4, 2005) through June 30, 2006 (unaudited), the six months ended June 30, 2006 (unaudited), the three months ended
June 30, 2006 (unaudited) and the Period from Inception
(May 4, 2005) to June 30, 2005 (unaudited)
F-2

Statements of Stockholders' Deficiency for the Period from Inception (May 4, 2005) through June 30, 2006 (unaudited)	F-3

Statements of Cash Flows for the Cumulative Period from Inception
(May 4, 2005) through June 30, 2006 (unaudited), the six months ended June 30, 2006 (unaudited) and the Period from Inception
(May 4, 2005) through June 30, 2005.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SAMDREW IV, INC.
A Development Stage Company
BALANCE SHEET

June 30,
2006
(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,132
Other current assets	500

TOTAL ASSETS	$2,632

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,693

LONG TERM LIABILITIES:
Loans from stockholders	19,985

TOTAL LIABILITIES	23,678

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 600,000 shares issued and outstanding	60
Additional paid-in capital	20,295
Deficit accumulated during the development stage	(41,401)

TOTAL STOCKHOLDERS’ DEFICIENCY	(21,046)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,632

See notes to unaudited financial statements.

SAMDREW IV, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Cumulative Period from Inception (May 4, 2005) to	For the Six Months Ended	For the Three Months Ended	For the Period from Inception (May 4, 2005) to
	June 30,	June 30,	June 30,	June 30,
	2006	2006	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-	$-

General and administrative expenses	40,958	19,103	7,288	1,500

LOSS BEFORE OTHER EXPENSES	(40,958)	(19,103)	(7,288)	(1,500)

OTHER EXPENSES:
Interest expense	443	333	200	-

NET (LOSS)	$(41,401)	$(19,436)	$(7,488)	$(1,500)

BASIC AND DILUTED NET LOSS PER SHARE		$(.04)	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		490,000	600,000	300,000

See notes to unaudited financial statements.

SAMDREW IV, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	(Deficit) Accumulated During the Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency
BALANCE AT MAY 4, 2005, INCEPTION	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock at $.0001	-	-	300,000	30	-	(15)	-	15
Fair market value of services provided	-	-	-	-	13,375	-	-	13,375
Net loss	-	-	-	-	-	-	(21,965)	(21,965)
BALANCE AT DECEMBER 31, 2005	-	-	300,000	30	13,375	(15)	(21,965)	(8,575)
Issuance of common stock at $.0001	-	-	300,000	30	170	-	-	200
Proceeds from subscription	-	-	-	-	-	15	-	15
Fair market value of services provided	-	-	-	-	3,375	-	-	3,375
Net loss	-	-	-	-	-	-	(11,948)	(11,948)
BALANCE AT MARCH 31, 2006 (unaudited)	-	-	600,000	60	16,920	-	(33,913)	(16,933)
Fair market value of services provided	-	-	-	-	3,375	-	-	3,375
Net loss	-	-	-	-	-	-	(7,488)	(7,488)
BALANCE AT JUNE 30, 2006 (unaudited)	-	$-	600,000	$60	$20,295	$-	$(41,401)	$(21,046)

See notes to unaudited financial statements.

SAMDREW IV, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS

	For the Cumulative Period from Inception (May 4, 2005) to	For the Six Months Ended	For the Period from Inception (May 4, 2005) to
	June 30,	June 30,	June 30,
	2006	2006	2005
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,401)	$(19,436)	$(1,500)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Fair market value of services provided	20,125	6,750	1,500
Other current assets	(500)	(500)	-
Accounts payable and accrued expenses	3,693	(1,897)	-
Net cash used in operating activities	(18,083)	(15,083)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	230	215	15
Proceeds from stockholder loans	19,985	10,000	-
Net cash provided by financing activities	20,215	10,215	15

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,132	(4,868)	-

Cash and cash equivalents at beginning of period	-	7,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,132	$2,132	$15

Supplemental Disclosures of Cash Flow Information
Noncash Financing Activities:
Fair market value of services provided in exchange for additional paid in capital	$20,125	$6,750	$1,500
Stock subscription receivable	$15	$-	$15

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

(b)    Basis of Presentation:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At the balance sheet date, the Company has a stockholders’ deficiency and a deficit accumulated during the development stage. On June 20, 2006, the Company entered into a letter of intent with a private company, Illuminex Corporation (“Illuminex”), with respect to entering into a possible reverse merger transaction. The owners of Illuminex would acquire substantially all the equity interests of the Company. Closing is expected to occur by October 31, 2010.

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

The Company has approximately $6,200 in gross, deferred tax assets at June 30, 2006 resulting from deferred start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

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

NOTE 4 -  RELATED PARTIES:

A stockholder of the Company is affiliated with Lazar Levine & Felix LLP, an entity providing bookkeeping services to the Company. Their fees for services amounted to $1,000 and $2,000 for the three and six months ended June 30, 2006, respectively.

An officer and director of the Company is affiliated with Feldman Weinstein & Smith LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services to reflect all the costs of doing business in the Company’s financial statements.

NOTE 5 -  BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements of the Company as of June 30, 2006 and for the three and six months then ended and for the period from May 4, 2005 (inception) through June 30, 2006, have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, a1l adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and Notes thereto included in the Company’s Form 10-KSB for the period May 4, 2005 (inception) through December 31, 2005. There have been no changes in significant accounting policies since December 31, 2005.

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

The Company is in discussions with a private company, Illuminex Corporation, with respect to entering into a possible reverse merger transaction pursuant to which, based on current discussions, the owners of the private company would acquire substantially all the equity interests of the Registrant. A letter of intent was entered into with this private company on June 20, 2006, a copy of which is attached hereto as Exhibit 10.1. There can be no assurance that we will successfully enter into a merger agreement or conclude this transaction.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 4, 2005 (inception) to June 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended June 30, 2006.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

The Company is in discussions with a private company, Illuminex Corporation, with respect to entering into a possible reverse merger transaction pursuant to which, based on current discussions, the owners of the private company would acquire substantially all the equity interests of the Registrant. A letter of intent was entered into with this private company on June 20, 2006, a copy of which is attached hereto as Exhibit 10.1. There can be no assurance that we will successfully enter into a merger agreement or conclude this transaction.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

10.1	Letter of Intent with Illuminex Corporation

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006

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

SAMDREW IV, INC.

Dated: August 14, 2006	By:	/s/ David N. Feldman
David N. Feldman
President

3