Form 10QSB/A
period 2006-06-30
SAMDREW IV INC
filed 2006-10-06
CIK 1346853

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 600,000 shares of Common Stock, par value $ .0001 per share, outstanding as of October 6, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒
EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB is to file Exhibit 10.1 which was inadvertently omitted from the original Form 10-QSB filing.

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

Statements of Cash Flows for the Cumulative Period from Inception (May 4, 2005) through June 30, 2006 (unaudited), the six months ended June 30, 2006 (unaudited) and the Period from Inception (May 4, 2005) through June 30, 2005
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

-i-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SAMDREW IV, INC.
A Development Stage Company
BALANCE SHEET

ASSETS
June 30,
2006
(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,132
Other current assets	500
TOTAL ASSETS	$2,632

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,693

LONG TERM LIABILITIES:
Loans from stockholders	19,985
TOTAL LIABILITIES	23,678

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—
Common stock, $.0001 par value; 40,000,000 shares authorized; 600,000 shares issued and outstanding	60
Additional paid-in capital	20,295
Deficit accumulated during the development stage	(41,401)
TOTAL STOCKHOLDERS’ DEFICIENCY	(21,046)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,632

See notes to unaudited financial statements.

SAMDREW IV, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Cumulative Period from Inception (May 4, 2005) to	For the Six Months Ended	For the Three Months Ended	For the Period from Inception (May 4, 2005) to
	June 30,	June 30,	June 30,	June 30,
	2006	2006	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$—	$—	$—	$—

General and administrative expenses	40,958	19,103	7,288	1,500
LOSS BEFORE OTHER EXPENSES	(40,958)	(19,103)	(7,288)	(1,500)

OTHER EXPENSES:
Interest expense	443	333	200	—
NET (LOSS)	$(41,401)	$(19,436)	$(7,488)	$(1,500)

BASIC AND DILUTED NET LOSS PER SHARE		$(.04)	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		490,000	600,000	300,000

See notes to unaudited financial statements.

SAMDREW IV, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

							(Deficit)
							Accumulated
					Additional	Stock	During the
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency
BALANCE AT MAY 4, 2005, INCEPTION	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock at $.0001	—	—	300,000	30	—	(15)	—	15
Fair market value of services provided	—	—	—	—	13,375	—	—	13,375
Net loss	—	—	—	—	—	—	(21,965)	(21,965)
BALANCE AT DECEMBER 31, 2005	—	—	300,000	30	13,375	(15)	(21,965)	(8,575)
Issuance of common stock at $.0001	—	—	300,000	30	170	—	—	200
Proceeds from subscription	—	—	—	—	—	15	—	15
Fair market value of services provided	—	—	—	—	3,375	—	—	3,375
Net loss	—	—	—	—	—	—	(11,948)	(11,948)
BALANCE AT MARCH 31, 2006 (unaudited)	—	—	600,000	60	16,920	—	(33,913)	(16,933)
Fair market value of services provided	—	—	—	—	3,375	—	—	3,375
Net loss	—	—	—	—	—	—	(7,488)	(7,488)
BALANCE AT JUNE 30, 2006 (unaudited)	—	$—	600,000	$60	$20,295	$—	$(41,401)	$(21,046)

See notes to unaudited financial statements.

SAMDREW IV, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS

	For the Cumulative Period from Inception (May 4, 2005) to	For the Six Months Ended	For the Period from Inception (May 4, 2005) to
	June 30,	June 30,	June 30,
	2006	2006	2005
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,401)	$(19,436)	$(1,500)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Fair market value of services provided	20,125	6,750	1,500
Other current assets	(500)	(500)	—
Accounts payable and accrued expenses	3,693	(1,897)	—
Net cash used in operating activities	(18,083)	(15,083)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	230	215	15
Proceeds from stockholder loans	19,985	10,000	—
Net cash provided by financing activities	20,215	10,215	15

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,132	(4,868)	—

Cash and cash equivalents at beginning of period	—	7,000	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,132	$2,132	$15

Supplemental Disclosures of Cash Flow Information
Noncash Financing Activities:
Fair market value of services provided in exchange for additional paid in capital	$20,125	$6,750	$1,500
Stock subscription receivable	$15	$—	$15

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

Date: October 6, 2006
SAMDREW IV, INC.

By:  /s/ David N. Feldman

David N. Feldman
President