Form 10QSB
period 2007-03-31
SAMDREW IV INC
filed 2007-05-14
CIK 1346853

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 600,000 shares of common stock, par value $.0001 per share, outstanding as of May 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SAMDREW IV, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheet as of March 31, 2007 (unaudited)	F-1

Statements of Operations for the Three Months Ended March 31, 2007 and March 31, 2006 (unaudited) and the Cumulative Period from Inception (May 4, 2005) through March 31, 2007 (unaudited)	F-2

Statements of Stockholders’ Deficiency for the Period from Inception (May 4, 2005) through March 31, 2007 (unaudited)	F-3

Statements of Cash Flows for the Three Months Ended March 31, 2007 and March 31, 2006 (unaudited) and for the Cumulative Period from Inception (May 4, 2005) through March 31, 2007 (unaudited)	F-4

Notes to Financial Statements (unaudited)	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

SAMDREW IV, INC.
A Development Stage Company
BALANCE SHEET
(unaudited)

March 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,387

TOTAL ASSETS	$15,387

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$12,501

LONG TERM LIABILITIES:
Loans from stockholders	41,985

TOTAL LIABILITIES	54,486

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 600,000 issued and outstanding	60
Additional paid-in capital	30,420
Deficit accumulated during the development stage	(69,579)

TOTAL STOCKHOLDERS’ DEFICIENCY	(39,099)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$15,387

See notes to financial statements (unaudited)

SAMDREW IV, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the Cumulative Period from Inception (May 4, 2005) to March 31, 2007

REVENUE	$-	$-	$-

General and administrative expenses	6,536	11,823	68,328

LOSS BEFORE OTHER EXPENSES	(6,536)	(11,823)	(68,328)

OTHER EXPENSES:
Interest expense	320	133	1,251

NET LOSS	$(6,856)	$(11,956)	$(69,579)

BASIC AND DILUTED NET LOSS PER SHARE	(.01)	$(.03)

NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	600,000	343,333

See notes to financial statements (unaudited)

SAMDREW IV, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	(Deficit) Accumulated During the Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency
BALANCE AT MAY 4, 2005, INCEPTION	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock at $.0001	-	-	300,000	30	-	(15)	-	15
Fair market value of services provided	-	-	-	-	13,375	-	-	13,375
Net loss	-	-	-	-	-	-	(21,965)	(21,965)
BALANCE AT DECEMBER 31, 2005	-	-	300,000	30	13,375	(15)	(21,965)	(8,575)
Issuance of common stock at $.00067	-	-	300,000	30	170	-	-	200
Proceeds from subscription	-	-	-	-	-	15	-	15
Fair market value of services provided	-	-	-	-	13,500	-	-	13,500
Net loss	-	-	-	-	-	-	(40,758)	(40,758)
BALANCE AT DECEMBER 31, 2006	-	-	600,000	60	27,045	-	(62,723)	(35,618)
Fair market value of services provided	-	-	-	-	3,375	-	-	3,375
Net loss	-	-	-	-	-	-	(6,856)	(6,856)
BALANCE AT MARCH 31, 2007 (UNAUDITED)	-	$-	600,000	$60	$30,420	$-	$(69,579)	$(39,099)

See notes to financial statements (unaudited)

SAMDREW IV, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the Cumulative Period from Inception (May 4, 2005) to March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,856)	$(11,956)	$(69,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair market value of services provided	3,375	3,375	30,250
Changes in operating assets and liabilities:
Increase in accrued expenses	2,820	2,768	12,501
Net cash used in operating activities	(661)	(5,813)	(26,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock subscription	-	15	-
Proceeds from issuance of common stock	-	200	230
Proceeds from stockholder loans	15,000	10,000	41,985
Net cash provided by financing activities	15,000	10,215	42,215

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,339	4,402	15,387

Cash and cash equivalents at beginning of period	1,048	7,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,387	$11,402	$15,387

Supplemental Disclosures of Cash Flow Information
Non-cash Financing Activities:
Fair market value of services provided in exchange for additional paid in capital	$3,375	$3,375	$30,250

See notes to financial statements (unaudited)

SAMDREW IV, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $69,579, used cash from operations of $26,828 since its inception, and has a working capital deficit of $2,886 at March 31, 2007. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

SAMDREW IV, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e)	Income Taxes (Continued):

The Company has approximately $5,900 in gross, deferred tax assets at March 31, 2007 resulting primarily from net operating losses. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

(f)	Loss per Common Share:

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments for any reporting periods.

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

SAMDREW IV, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

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

NOTE 4 -  RELATED PARTIES:

An officer of the Company is affiliated with Lazar Levine & Felix LLP, an entity providing bookkeeping services to the Company. Their fees for services amounted to $1,000, $1,000 and $9,500 for the three months ended March 31, 2007, the three months ended March 31, 2006, and for the period from inception through March 31, 2007, respectively.

An officer and director of the Company is the Managing Partner of Feldman Weinstein & Smith LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services provided in the Company’s financial statements.

NOTE 5 -  INCOME TAXES:

The Company has approximately $5,900 in gross deferred tax assets at March 31, 2007, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At March 31, 2007, the Company has federal net operating loss carryforwards of approximately $39,300 available to offset future taxable income through 2027.

SAMDREW IV, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

NOTE 6 -  RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standard Board issued SFAS No. 157, “Fair Value Measurements”, that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007, although early adoption was permitted. Currently, this pronouncement has no effect on our financial statements.

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

NOTE 7 -  LETTER OF INTENT:

On June 20, 2006, the Company entered into a letter of intent with a private company, Illuminex Corporation (“Illuminex”), with respect to entering into a possible reverse merger transaction, according to which, the parties had desired Closing be completed no later than April 9, 2007. As the parties to the contract have not fulfilled the terms of the letter, the Company on May 10, 2007, terminated all obligations under said letter of intent.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Samdrew IV, Inc. (the “Company”) has not realized any revenues from operations since May 4, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The Company was in discussions with a private company, Illuminex Corporation (“Illuminex”), with respect to entering into a possible reverse merger transaction pursuant to which, based on past discussions, the Company intended to combine with Illuminex either through a merger between Illuminex and a wholly owned subsidiary of the Company, or an exchange of shares of stock of Illuminex for shares of common stock, par value $.0001 per share (“Common Stock”) of the Company (the “Merger”). A letter of intent (the “Letter of Intent”) was entered into with Illuminex on June 20, 2006. On January 17, 2007, the Company and Illuminex entered into that certain Amendment to the Letter of Intent (the “Amendment”), pursuant to which the parties extended certain provisions of the Letter of Intent until April 9, 2007. No Definitive Agreements (as defined in the Letter of Intent) had been entered into, and accordingly, pursuant to clause 4 of the Amendment, on May 10, 2007, Samdrew terminated the Letter of Intent and the Amendment, and obligations thereunder, effective immediately. A copy of the Termination Letter is attached hereto as Exhibit 10.3.

The Company intends to resume its efforts in searching for a suitable target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 4, 2005 (inception) to March 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended March 31, 2007.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On May 10, 2007, the Company terminated the Letter of Intent and the Amendment, and obligations thereunder, effective immediately. A copy of the Termination Letter is attached hereto as Exhibit 10.3.

On March 16, 2007, the Company issued a 4% promissory note payable in the amount of $7,500 to each of Melvin F. Lazar, an officer and principal stockholder of the Company, and Kenneth Rind, who is also a principal stockholder of the Company (the “Notes”). The Notes and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the Notes will reach maturity on December 31, 2012.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
*3.1	Certificate of Incorporation.

*3.2	By-laws.

**10.1	Letter of Intent with Illuminex Corporation.

***10.2	Amendment to Letter of Intent with Illuminex Corporation.

10.3	Termination of Letter of Intent with Illuminex Corporation.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

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

Date: May 14, 2007	SAMDREW IV, INC.

	By:	/s/ David N. Feldman
Name: David N. Feldman Title: President

3