Form 10QSB
period 2007-06-30
SAMDREW IV INC
filed 2007-08-09
CIK 1346853

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 600,000 shares of common stock, par value $.0001 per share, outstanding as of August 9, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

SAMDREW IV, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheet as of June 30, 2007 (unaudited)	F-1

Statements of Operations for the Three and Six Months Ended June 30, 2007 and	F-2
June 30, 2006 (unaudited) and for the Cumulative Period from Inception
(May 4, 2005) through June 30, 2007 (unaudited)

Statements of Stockholders’ Deficiency for the Period from Inception (May 4, 2005)	F-3
through June 30, 2007 (unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	F-4
(unaudited) and for the Cumulative Period from Inception (May 4, 2005)
through June 30, 2007 (unaudited)

Notes to Financial Statements (unaudited)	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

SAMDREW IV, INC.
A Development Stage Company
BALANCE SHEET
(unaudited)

June 30, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,307

TOTAL ASSETS	$2,307

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$4,811

LONG TERM LIABILITIES:
Loans from stockholders	41,985

TOTAL LIABILITIES	46,796

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 600,000 issued and outstanding	60
Additional paid-in capital	33,795
Deficit accumulated during the development stage	(78,344)

TOTAL STOCKHOLDERS’ DEFICIENCY	(44,489)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,307

See notes to financial statements (unaudited)

SAMDREW IV, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	For the Cumulative Period from Inception (May 4, 2005) to June 30, 2007

REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	8,345	7,288	14,881	19,103	76,673

LOSS BEFORE OTHER EXPENSES	(8,345)	(7,288)	(14,881)	(19,103)	(76,673)

OTHER EXPENSES:
Interest expense	420	200	740	333	1,671

NET LOSS	$(8,765)	$(7,488)	$(15,621)	$(19,436)	$(78,344)

BASIC AND DILUTED NET LOSS PER SHARE	$(.01)	$(.01)	$(.03)	$(.04)

NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	600,000	600,000	600,000	490,000

See notes to financial statements (unaudited)

SAMDREW IV, INC.
A Development Stage Company
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

							(Deficit)
							Accumulated
	Preferred Stock		Common Stock		Additional	Stock	During the
	Shares	Amount	Shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Stockholders’ Deficiency
BALANCE AT MAY 4, 2005, INCEPTION	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock at $.0001	-	-	300,000	30	-	(15)	-	15
Fair market value of services provided	-	-	-	-	13,375	-	-	13,375
Net loss	-	-	-	-	-	-	(21,965)	(21,965)
BALANCE AT DECEMBER 31, 2005	-	-	300,000	30	13,375	(15)	(21,965)	(8,575)
Issuance of common stock at $.00067	-	-	300,000	30	170	-	-	200
Proceeds from subscription	-	-	-	-	-	15	-	15
Fair market value of services provided	-	-	-	-	13,500	-	-	13,500
Net loss	-	-	-	-	-	-	(40,758)	(40,758)
BALANCE AT DECEMBER 31, 2006	-	-	600,000	60	27,045	-	(62,723)	(35,618)
Fair market value of services provided	-	-	-	-	3,375	-	-	3,375
Net loss	-	-	-	-	-	-	(6,856)	(6,856)
BALANCE AT MARCH 31, 2007 (UNAUDITED)	-	-	600,000	60	30,420	-	(69,579)	(39,099)
Fair market value of services provided	-	-	-	-	3,375	-	-	3,375
Net loss	-	-	-	-	-	-	(8,765)	(8,765)
BALANCE AT JUNE 30, 2007 (UNAUDITED)	-	$-	600,000	$60	$33,795	$-	$(78,344)	$(44,489)

See notes to financial statements (unaudited)

SAMDREW IV, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	For the Cumulative Period from Inception (May 4, 2005) to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,621)	$(19,436)	$(78,344)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Fair market value of services provided	6,750	6,750	33,625
Changes in operating assets and liabilities:
Increase (decrease) other current assets	-	(500)	-
Increase (decrease) in accrued expenses	(4,870)	(1,897)	4,811
Net cash used in operating activities	(13,741)	(15,083)	(39,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	215	230
Proceeds from stockholder loans	15,000	10,000	41,985
Net cash provided by financing activities	15,000	10,215	42,215

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,259	(4,868)	2,307

Cash and cash equivalents at beginning of period	1,048	7,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,307	$2,132	$2,307

Supplemental Disclosures of Cash Flow Information
Non-cash Financing Activities:
Fair market value of services provided in exchange for additional paid in capital	$6,750	$6,750	$33,625

See notes to financial statements (unaudited)

SAMDREW IV, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007
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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $78,344, used cash from operations of $39,908 since its inception, and has a working capital deficit of $2,504 at June 30, 2007. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

SAMDREW IV, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007
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

The Company has approximately $6,700 in gross, deferred tax assets at June 30, 2007 resulting primarily from net operating losses. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

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

SAMDREW IV, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE 2 -  LOANS FROM STOCKHOLDERS (Continued):

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

NOTE 4 -  RELATED PARTIES:

An officer of the Company is affiliated with Lazar Levine & Felix LLP, an entity providing bookkeeping services to the Company. Their fees for services amounted to $1,000 for the three months ended June 30, 2007 and 2006, $2,000 for the six months ended June 30, 2007 and 2006, and $10,500 for the period from inception through June 30, 2007, respectively.

An officer and director of the Company is the Managing Partner in Feldman Weinstein & Smith LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services provided in the Company’s financial statements.

SAMDREW IV, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE 5 -  INCOME TAXES:

The Company has approximately $6,700 in gross deferred tax assets at June 30, 2007, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At June 30, 2007, the Company has federal net operating loss carryforwards of approximately $44,400 available to offset future taxable income through 2027.

NOTE 6 -  RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standard Board issued SFAS No. 157, “Fair Value Measurements” that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

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

SAMDREW IV, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE 6 -  RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of Fiscal 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Samdrew IV, Inc. (“we”, “our”, “us” or the “Company”) has not realized any revenues from operations since May 4, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The Company was in discussions with a private company, Illuminex Corporation (“Illuminex”), with respect to entering into a possible reverse merger transaction pursuant to which, based on past discussions, the Company intended to combine with Illuminex either through a merger between Illuminex and a wholly owned subsidiary of the Company, or an exchange of shares of stock of Illuminex for shares of common stock, par value $.0001 per share (“Common Stock”) of the Company (the “Merger”). A letter of intent (the “Letter of Intent”) was entered into with Illuminex on June 20, 2006, a copy of which is attached hereto as Exhibit 10.1. On January 17, 2007, the Company and Illuminex entered into that certain Amendment to the Letter of Intent (the “Amendment”), pursuant to which the parties extended certain provisions of the Letter of Intent until April 9, 2007. A copy of the Amendment is attached hereto as Exhibit 10.2. No Definitive Agreements (as defined in the Letter of Intent) had been entered into, and accordingly, pursuant to clause 4 of the Amendment, on May 10, 2007, the Company terminated the Letter of Intent and the Amendment, and obligations thereunder, effective immediately. A copy of the Termination Letter is attached hereto as Exhibit 10.3.

The Company has resumed its efforts in searching for a suitable target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 4, 2005 (inception) to June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2007.

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

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation.

*3.2	By-laws.

**10.1	Letter of Intent with Illuminex Corporation.

***10.2	Amendment to Letter of Intent with Illuminex Corporation.

****10.3	Termination of Letter of Intent with Illuminex Corporation.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on December 16, 2005, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s report on Form 10-QSB/A, as filed with the Securities and Exchange Commission on October 6, 2006, and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2007, and incorporated herein by this reference.

****	Filed as an exhibit to the Company’s report on Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2007, and incorporated herein by this reference.

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2007	SAMDREW IV, INC.

	By:	/s/ David N. Feldman
	Name:	David N. Feldman
	Title:	President

3