Form 10-Q
period 2008-09-30
SAMDREW IV INC
filed 2008-11-14
CIK 1346853

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51679

Samdrew IV, Inc.
(Exact name of registrant as specified in its charter)

Delaware	03-0562653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Lazar Levine & Felix LLP, 350 Fifth Avenue, New York, NY
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000 shares of common stock, par value $.0001 per share, outstanding as of November 14, 2008.

SAMDREW IV, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	1

	Statements of Operations for the Three and Nine Months Ended September 30, 2008 and September 30, 2007 (unaudited) and for the Cumulative Period from Inception (May 4, 2005) through September 30, 2008 (unaudited)	2

	Statement of Stockholders’ Deficiency for the Period from Inception (May 4, 2005) through September 30, 2008 (unaudited)	3

	Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (unaudited) and for the Cumulative Period from Inception (May 4, 2005) through September 30, 2008 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SAMDREW IV, INC.
A Development Stage Company
BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$535
TOTAL ASSETS	$-	$535

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Bank overdraft	$43	$-
Accounts payable	3,468	-
Accrued expenses	21,414	11,431
	24,925	11,431

LONG TERM LIABILITIES:
Loans payable to stockholders	44,940	43,985

TOTAL LIABILITIES	69,865	55,416

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 300,000 and 600,000 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	30	60
Additional paid-in capital	51,100	41,145
Deficit accumulated during the development stage	(120,995)	(96,086)

TOTAL STOCKHOLDERS’ DEFICIENCY	(69,865)	(54,881)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$535

See notes to financial statements (unaudited)

SAMDREW IV, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Cumulative Period from Inception (May 4, 2005) to September 30, 2008
REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	10,397	7,322	23,526	22,202	117,071

LOSS BEFORE OTHER EXPENSES	(10,397)	(7,322)	(23,526)	(22,202)	(117,071)

OTHER EXPENSES:
Interest expense	461	420	1,383	1,160	3,924

NET LOSS	$(10,858)	$(7,742)	$(24,909)	$(23,362)	$(120,995)

BASIC AND DILUTED NET LOSS PER SHARE	$(.03)	$(.01)	$(.05)	$(.04)

NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	306,522	600,000	501,099	600,000

See notes to financial statements (unaudited)

SAMDREW IV, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	(Deficit) Accumulated During the Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency
BALANCE AT MAY 4, 2005, INCEPTION	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock at $.0001	-	-	300,000	30	-	(15)	-	15
Fair market value of services provided	-	-	-	-	13,375	-	-	13,375
Net loss	-	-	-	-	-	-	(21,965)	(21,965)
BALANCE AT DECEMBER 31, 2005	-	-	300,000	30	13,375	(15)	(21,965)	(8,575)
Issuance of common stock at $.00067	-	-	300,000	30	170	-	-	200
Proceeds from subscription	-	-	-	-	-	15	-	15
Fair market value of services provided	-	-	-	-	13,500	-	-	13,500
Net loss	-	-	-	-	-	-	(40,758)	(40,758)
BALANCE AT DECEMBER 31, 2006	-	-	600,000	60	27,045	-	(62,723)	(35,618)
Proceeds from capital contribution	-	-	-	-	600	-	-	600
Fair market value of services provided	-	-	-	-	13,500	-	-	13,500
Net loss	-	-	-	-	-	-	(33,363)	(33,363)
BALANCE AT DECEMBER 31, 2007	-	-	600,000	60	41,145	-	(96,086)	(54,881)
Fair market value of services provided	-	-	-	-	10,125	-	-	10,125
Redemption of common stock	-	-	(300,000)	(30)	(170)	-	-	(200)
Net loss	-	-	-	-	-	-	(24,909)	(24,909)
BALANCE AT SEPTEMBER 30, 2008 (UNAUDITED)	-	$-	300,000	$30	$51,100	$-	$(120,995)	$(69,865)

See notes to financial statements (unaudited)

SAMDREW IV, INC.
A Development Stage Company
STATEMENT OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Cumulative Period from Inception (May 4, 2005) to September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,909)	$(23,362)	$(120,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair market value of services provided	10,125	10,125	50,500
Changes in operating assets and liabilities:
(Decrease) increase in accrued expenses	13,451	(3,450)	24,882
Net cash used in operating activities	(1,333)	(16,687)	(45,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock			230
Proceeds from capital contribution	-	600	600
Redemption of common stock	(200)	-	(200)
Proceeds from stockholder loans	955	15,000	44,940
Net cash provided by financing activities	755	15,600	45,570

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(578)	(1,087)	(43)

Cash and cash equivalents at beginning of period	535	1,048	-

CASH OVERDRAFT AT END OF PERIOD	$(43)	$(39)	$(43)

Supplemental Disclosures of Cash Flow Information
Non-cash Financing Activities:
Fair market value of services provided in exchange for additional paid in capital	$10,125	$10,125	$50,500

See notes to financial statements (unaudited)

SAMDREW IV, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $120,995, used cash from operations of $45,613 since its inception, and has a working capital deficit of $24,925 at September 30, 2008. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These factors raise substantial doubt about the company’s ability to continue as a going concern. The accompanying financial statements do not include adjustments as a result of this uncertainty.

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

The Company has approximately $17,400 in gross deferred tax assets at September 30, 2008 resulting primarily from net operating losses. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

SAMDREW IV, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

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

During the quarter ended September 30, 2008, an officer of the Company made advances to the Company in the aggregate amount of $955. These advances are non-interest bearing and are payable upon demand.

SAMDREW IV, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
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

On July 2, 2008, the Company redeemed 300,000 shares of Common stock, par value $.0001 per share, for an aggregate purchase price of $200. The shares were retired and reduced from the issued and outstanding.

NOTE 4 -	RELATED PARTIES:

An officer of the Company is affiliated with Lazar Levine & Felix LLP, an entity providing bookkeeping services to the Company. Their fees for services amounted to $1,000 for the three months ended September 30, 2008 and 2007, $2,750 and $3,000 for the nine months ended September 30, 2008 and 2007, and $14,500 for the period from inception through September 30, 2008.

An officer and director of the Company is the Managing Partner in Feldman Weinstein & Smith LLP, an entity providing legal services to the Company at no cost. The fair value of legal services provided amounted to $3,375 for the three months ended September 2008 and 2007, $10,125 and $6,750 for the nine months ended September 20, 2008 and 2007, and $50,500 for the period from inception through September 30, 2008, respectively. As of July 2, 2008, in connection with the stock redemption transaction as described in Note 3, Feldman Weinstein & Smith LLP is no longer a related party.

SAMDREW IV, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

NOTE 5 -	INCOME TAXES:

The Company has approximately $17,400 in gross deferred tax assets at September 30, 2008, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At September 30, 2008, the Company has federal net operating loss carryforwards of approximately $70,000 available to offset future taxable income through 2027.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The implementation of SFAS No. 159, effective January 1, 2008, did not have an impact on the Company’s financial position and results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141R is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

SAMDREW IV, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

NOTE 6 -	RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had no assets. This compares with assets of $535, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of September 30, 2008 totaled $24,925, comprised of accounts payable, accrued expenses and a bank overdraft. This compares to the Company’s liabilities as of December 31, 2007 of $11,431, comprised exclusively of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2008 and September 30, 2007 and for the cumulative period from inception (May 4, 2005) to September 30, 2008:

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Cumulative Period from Inception (May 4, 2005) to September 30, 2008
Net cash used in operating activities	$(1,333)	$(16,687)	$(45,613)
Net cash used in investing activities	$0	$0	$0
Net cash provided by financing activities	$755	$15,600	$45,570
Net decrease in cash	$(578)	$(1,087)	$(43)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from inception (May 4, 2005) to September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2008, the Company had a net loss of $10,858 and $24,909, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, Quarterly Report on Form 10-Q for the period ended March 31, 2008, Annual Report on Form 10-KSB for the year ended December 31, 2007 and Quarterly Report on Form 10-QSB for the period ended September 30, 2007 all of which were filed in July of 2008. This compares with a net loss of $7,742 and $23,362 for the three and Nine months ended September 30, 2007, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 in August of 2007, Quarterly Report for the period ended March 31, 2007 in May of 2007 and Annual Report on Form 10-KSB for the year ended December 31, 2006 in March of 2007.

For the cumulative period from inception (May 4, 2005) to September 30, 2008, the Company had a net loss of $120,995, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in December of 2005, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On August 1, 2008, the Company filed a Schedule 14f-1 with the SEC in contemplation of entering into a Share Exchange Agreement (the “Share Exchange Agreement”) with Octavian International Limited, a privately-held corporation incorporated under the laws of England and Wales (“Octavian”) and the shareholders of Octavian, which contemplated a change in control of the Company (the “Share Exchange”). The Company has determined not to proceed with the Share Exchange or with any of the related transactions described in the Schedule 14f-1.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 3, 2005.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

SAMDREW IV, INC.

Dated: November 14, 2008	By:	/s/ Melvin F. Lazar
Name: Melvin F. Lazar
Title: President, Secretary, Chief Executive Officer Chief Financial Officer and Director Principal Executive Officer Principal Financial Officer